Form 10-Q
period 2005-06-30
AOB HOLDINGS, INC.
filed 2006-03-08
CIK 1307715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes… No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X  No__

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes...  No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At June 30, 2005 there were 18,666,667 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No..X.

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED

JUNE 30, 2005

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	4

STATEMENTS OF OPERATIONS (UNAUDITED)	5

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)	6

STATEMENTS OF CASH FLOWS (UNAUDITED)	7

NOTES TO UNAUDITED FINANCIAL STATEMENTS	8 - 10

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2005
Current assets
Cash	$ 52,392
Total current assets	52,392

Total assets	$ 52,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ -
Accrued liabilities	135,000
Total current liabilities	135,000

Stockholders' deficit
Common stock: $.001 par value; 80,000,000 shares authorized; 18,666,667 shares issued and outstanding	18,667
Additional paid in capital	381,333
Deficit accumulated during the development stage	(482,608)
Total stockholders' deficit	(82,608)

Total liabilities and stockholders' deficit	$ 52,392

See notes to unaudited financial statements

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Nine months ended	Period from September 14, 2004 (inception) to
	June 30,	June 30,	June 30,
	2005	2005	2005

Revenues
Sales revenues	$ -	$ -	$ -
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Software development	10,000	234,000	234,000
General and administrative expenses	72,764	248,608	248,608
Total operating expenses	82,764	482,608	482,608

Loss from operations	(82,764)	(482,608)	(482,608)

Other income
Interest income	-	-	-
Total other income	-	-	-

Net loss before income taxes	(82,764)	(482,608)	(482,608)

Provision for income taxes	-	-	-

Net loss	$ (82,764)	$ (482,608)	$ (482,608)

Basic and diluted net loss per share	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding	18,666,667	18,666,667

See notes to unaudited financial statements

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FROM SEPTEMBER 14, 2004 (DATE OF INCEPTION) TO JUNE 30, 2005

	Common Stock		Additional	Development Stage
	$.001 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 14, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	-	-
Balance September 30, 2004	-	$ -	$ -	$ -	$ -

Common stock issued for cash	750	1	199,999		200,000
Common stock issued for software development	750	1	199,999		200,000
Retroactive recapitalization due to reverse merger	18,665,167	18,665	(18,665)		-
Net loss for the period	-	-	-	(482,608)	(482,608)
Balance June 30 2005	18,666,667	$ 18,667	$ 381,333	$ (482,608)	$ (82,608)

See notes to unaudited financial statements

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	Period from September 14, 2004 (inception) to
	June 30,	June 30,
	2005	2005
Cash flows from operating activities:
Net loss	$ (482,608)	$ (482,608)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for software development	200,000	200,000
Changes in operating liabilities and assets:
Accounts payable	-	-
Accrued liabilities	135,000	135,000
Net cash used in operations	(147,608)	(147,608)

Cash flows from financing activities:
Increase in payable to stockholder	-	-
Issuance of common stock	200,000	200,000
Net cash provided by financing activities	200,000	200,000

Increase in cash and cash equivalents	52,392	52,392

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ 52,392	$ 52,392

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited financial statements

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

DESCRIPTION OF BUSINESS

Asia Network, Inc. (a development stage Company) (the Company) was formed on September 14, 2004 in the State of Delaware. The Company’s activities were primarily directed toward the raising of capital and seeking business opportunities until June 23, 2005, when it entered into an Agreement for Share Exchange (“the Agreement”) with AOB Capital, Inc. (“AOBC”), a Nevada corporation formed on November 22, 2004. AOBC is a development stage company whose activities are directed toward the development of reloadable and non-reloadable store value cards.

Pursuant to the Agreement the Company issued 11,666,667 common shares in exchange for 1,500 shares of AOBC, representing 100% of the issued and outstanding common stock of AOBC. Prior to the Agreement the Company had 7,000,000 shares outstanding. The transaction resulted in the previous owners of AOBC owning 62.5% of the Company, thus the merger was accounted for as a retroactive recapitalization of AOBC rather than a business combination. Consequently, the financial statements are primarily those of AOBC.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company recognizes revenue as earned when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

CASH AND CASH EQUIVALENTS

The Company invests idle cash primarily in money market accounts and certificates of deposit. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At June 30, 2005, there were no potentially dilutive securities outstanding.

FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

SOFTWARE DEVELOPMENT COSTS

Company sponsored programming and software development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for software development totaled $234,000 for the nine months ended June 30, 2005. Of this amount, $200,000 was contributed to the Company in exchange for stock by founding stockholders in a non-cash transaction.

ASIA NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

There is no provision for income taxes due to continuing losses. At June 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $482,000, which expire through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

RELATED PARTY TRANSACTIONS

The Company shares office space with a related party, to which it pays rent of $1,500 per month beginning in January 2005. The Company contracts with the same related party for programming and software development services. At June 30, 2005 the Company owed $9,000 to the related party for rent. The amount is included in accrued liabilities, bears no interest, and is payable on demand.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,”  “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Share Exchange

On June 23, 2005, the Company completed a share exchange transaction with AOB Capital, Inc., (“AOBC”), and the individual shareholders of AOBC, pursuant to which the Company acquired 1,500 shares of AOBC, representing 100% of its issued and outstanding common stock, in exchange for the issuance of 11,666,667 shares of its common stock.  As a result of completion of the share exchange transaction, AOBC became a wholly-owned subsidiary of the Company.

AOBC is a development stage company primarily engaged in the business of offering loadable and re-loadable debit card products and services

Prior to completion of the share exchange transaction, the Company had limited assets and no business operations.  It was a blind pool or blank check company engaged in the business of seeking a business opportunity for acquisition.  The board of directors determined that completion of the share exchange transaction with AOBC would satisfy the Company’s business objectives.  The number of shares to be issued in the share exchange transaction was not determined through arms length negotiation. It was determined by the board of directors in the exercise of its discretion, based upon various factors, including primarily its analysis of the viability and the potential for future growth and profitability of the business operations conducted by AOBC.

Prior to completion of the share exchange transaction, the Company had 7,000,000 shares of common stock issued and outstanding.  Following completion of the share exchange and other related transactions, the Company has 18,666,667 shares issued and outstanding, of which 11,666,667, or approximately 62.5%, are owned by persons who were previously shareholders of AOBC.

Liquidity and Capital Resources

For the period ended June 30, 2005, the Company’s balance sheet reflects current and total assets of $ 52,392, and total current liabilities of $135,000.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is developing current business opportunities, and it has no plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

The Company experienced a net loss of $82,764 for the three-month period ended June 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending September 30, 2005, and for the succeeding twelve months, the Company will focus its efforts towards developing its wholly-owned subsidiary business.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with development of its wholly-owned subsidiary.  Depending upon the performance of the acquired business, the Company may continue to operate at a loss.

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

ASIA NETWORK, INC.

By: /s/ Michael Lin, CEO and Director

Date:   March 7, 2006

By: /s/ William Lin, CMO and Director

Date:

March 7, 2006

By: /s/ Nelson Liao, CFO and Chairman

Date:

March 7, 2006