Form 10KSB
period 2005-09-30
AOB HOLDINGS, INC.
filed 2006-03-30
CIK 1307715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

__X__  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AOB HOLDINGS, INC.

(Formerly ASIA NETWORK, INC.)

(Name of small business in its charter)

Delaware	0-51040	98-0436981
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

471 Lambert Road, #113 Brea, California 92821
(Address of principal executive offices)

Issuer’s telephone number: 714-482-0430

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,666,667 as of  September 30, 2005.

Documents incorporated by reference.  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of the State of Delaware on September 14, 2004, under the name of Asia Network, Inc. The Company completed a name change to AOB Holdings, Inc. in October 2005.

The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of its business plan, the Company voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.  The registration statement on Form 10SB became effective in or about January 2005.

In June 2005, the Company completed the business acquisition process by acquiring all of the issued and outstanding common stock of AOB Capital, Inc., a Nevada corporation (“AOBC”), in a share exchange transaction. The Company issued 11,666,667 shares of its common stock in exchange for 100% of the issued and outstanding stock of AOBC.

As a result of the share exchange transaction, AOBC became a wholly-owned subsidiary of the Company.

         The former stockholders of AOBC acquired a majority of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although AOBC became the Company’s wholly owned subsidiary, the transaction was accounted for as a recapitalization of AOBC, whereby it is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure.

Development Of Business

         The Company is now in full operation with sales and marketing efforts to begin on April 2006. All of its business operations are expected to be carried on through its wholly-owned subsidiary, AOBC. Therefore, the following description of the Company’s business is a description of the business activities which are currently carried on, or are expected to be carried on in the future, through AOBC.

The Company offers open-loop reloadable and non-reloadable debit card products as well as closed-loop merchant specific gift cards through its proprietary platform and services throughout the world.  An open-loop card is a non-merchant specific card that can be used where the merchant is connected to the electronic funds transfer (“EFT”) network that is linked with AOB’s system.  Currently, AOB’s system is linked through a Third Party Processor that connects with MasterCard®,

Maestro®, Cirrus®, and Pulse® EFT network while the Company undergoes Payment Card Industry (PCI) Data Security compliance certification process.  PCI Data Security is a security protocol that applies to all “system components” which is defined as any network component, server, or application included in, or connected to, the cardholder data environment.  PCI Data Security compliance certification is the security standard required by MasterCard® and Visa® when storing, processing, or transmitting cardholder information. The Company expects to obtain the PCI compliance certification by June 2006.  The company is also negotiating with other EFT network providers such as Visa®, Plus®, and Star® for EFT connectivity agreements through multiple Sponsoring Bank.

Open-loop branded reloadable and non-reloadable debit card products are offered under the AOB Cash Cardä branding.  The AOB Cash Cardä is a prepaid debit cash card that can be used to withdraw local currencies at ATM Machines worldwide and can be used to make purchases wherever debit MasterCard®, Maestro®, Cirrus®, or Pulse ® is accepted.  AOB Cash Cardä will be offered in both reloadable and non-reloadable versions.

Closed-loop gift cards are marketed under the branding of a particular retailer.  The closed-loop gift card allows the cardholder to use it at specific retail  stores.  The advantages of closed-loop gift cards to retailer merchants are convenience, an increase in brand awareness, and an increase in customer spending.  The retailer also enjoys lower cash management costs and can earn interest on the cardholder’s deposits in its bank.  To the purchaser of closed-loop gift cards, it minimizes the uncertainty of selecting the wrong gift.  The gift card allows the recipient to select gifts that are best suitable for their needs.

Current Operations

The Company has obtained an Independent Sales Organization Member Service Provider (ISO MSP) license from MasterCard International, which will allow the Company’s cards to bear the MasterCard logo and to be used within the MasterCard system.  The ISO MSP registration allows the Company to perform Program Services for First PREMIER Bank under MasterCard Standards.  Access to the MasterCard network will help the Company gain entrance in the market because of its already established merchant networks that accepts the MasterCard-branded card.

AOB MemberSelectTM Pre-Paid Debit MasterCard card were released on beta test run on November 2005.  The Company rolled out the card to beta testers between November 2005 to March 2006 to fully test its cardholder access platform and actual card usage in different geographic areas around the world.  Revenues from the AOB MasterCard branded cards will come from transaction fees, interchange fees from merchants, foreign currency exchange rate differences, and monthly service fees that cardholders will pay to support their use of the cards.

Product Releases.

The first debit cards from the Company, Reloadable AOB Member Selectä Pre-Paid Debit MasterCard card, are expected to be on the market in April 2006.  These cards will function worldwide wherever debit MasterCard® card is accepted and will allow withdrawal of local currencies from ATM machines that are part of the Cirrus®, Maestro®, or Pulse® EFT networks.  This card will also allow employers to efficiently transfer funds to the cards of their employees for payroll, sales commission, and bonuses without incurring the costs associated with producing physical checks.  Employers can deposit each subsequent paycheck into the employees’ card accounts through a conventional direct deposit program offered by their payroll companies, or through AOB’s online platform.  Cardholders can also transfer funds from their US-based bank account(s) through ACH from AOB’s online platform.

Within the corporate market, the Company will focus on the construction industry, the trucking industry, multi-level marketing firms, the insurance industry, and governmental agencies.  The Company will also work with professional associations and unions to promote product awareness and brand recognition in order to quickly expose the cards to the market.

The development of Non-reloadable Gift Selectä cards is in progress, and the Company expects to launch that product line in the third quarter of 2006.  The Company expects that these cards will be given out in place of actual gifts of merchandise, and will be used for other purposes such as incentive gifts given by employees to employees.    The benefit of Gift Selectä is that it is not retailer specific and as a result, recipients will be able to use the card anywhere that accepts debit MasterCard® cards.  The Company will also offer gift cards that are Retailer branded and can only be used in particular stores.

The Corporate Expense Selectä card product line is anticipated to be released in the fourth quarter of 2006.   This product line will allow customers to easily manage and control their  expenses through AOB’S electronic payment platform (“EPP”) online system.  The customer will be able to assign each card’s allowance or project budget, and will be able to limit where the card can be used based on Merchant Classification Codes (MCC).  AOB’s EPP online system will sort all expenses, based on the MCC, to allow the customer to easily track and categorize its expense.  The customer  will save on check issuance costs, reimbursement costs, expense report preparation costs and will have a full electronic audit trail.

The Company’s ability to issue open-loop branded cards for different specific needs is based on its EPP platform functionality and continual working relationship with its Sponsoring Bank, First Premier Bank, and MasterCard International.

The AOB Payment Center Network will be launched in Q4 2006.

Electronic Payment Platform System.

An Electronic Payment Platform (EPP) system is essential to establishing and maintaining an open-loop debit card or closed-loop gift card system.  The Company owns a proprietary Electronic Payment Platform (EPP) system; consequently, the Company will not have to pay royalties or fees to a third-party vendor for this service.  The EPP system will allow the Company to offer customized integration of its payment platforms to any corporate entity structure or system, thereby making it easier for corporations to use the system.  Each platform licensed will adhere to the local laws, EFT agreements, and banking regulations.   The Company does not currently have any patents or

copyrights on its EPP system.  It intends to protect the proprietary nature of the system by continuously seeking to develop updates and enhancements and it may, in the future, seek patent protection.

Through the EPP system, customers will be able to access their account online, which will allow them to update their personal information, view their transaction history, add additional funds to their card from US based bank accounts, apply for a new card, transfer funds between cards or between their card and a bank, and schedule automatic allocation of funds between cards for US-issued debit cards.  The Corporation can use the EPP to submit direct deposit to any US-based accounts, or directly to AOB debit card product lines.

In conjunction with a marketing agreement with its sponsoring bank, the Company’s EPP system is currently connected to the MasterCard®, Cirrus®, Maestro®, and Pulse® EFT networks through a processing agreement with eCommlink, a certified third party processor  of MasterCard® and Pulse.  The processing agreement is for a period of four (4) years, and Sponsoring Bank agreement of three (3) years.  Both agreements are renewable at the end of their term.  The EPP system is also connected to Automated Clearing House (ACH) system via the Sponsoring Bank as a Third Party Originator through agreement with the Company.  ACH gives EPP the ability to submit debits or credits to specific US-based bank account with account holder’s permission.

The EPP system is currently built on a modular basis and allows third party developers to connect to its system through API or XML interface.  The Company believes that allowing such connections from third party developers will fuel connectivity to different platforms and thus create additional values to the Company’s EPP platform itself.  For security purposes, core processing features are not offered in the API calls to minimize possible security breach.

The Company plans to seek to obtain CIP security certification as soon as it has sufficient funds to do so.  This will allow the Company to handle and process sensitive cardholder data.  CIP certification is required by Visa® and MasterCard® for the storage and processing of sensitive data.  It is Company’s policy to deploy the highest security measures available in the market place.  By obtaining the CIP certification, it will demonstrate its position in adhering to data security.

Employees

The Company currently employs nine full time employees including officers.

Reports To Security Holders

The Company is subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although the Company may not be obligated to deliver an annual report to its shareholders, it intends to voluntarily send such a report, including audited financial statements, to its shareholders each year. This prospectus is part of a

Registration Statement that it filed with the Securities and Exchange Commission in accordance with its rules and regulations. The public may read and copy any materials the Company files with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company currently maintains an office in Brea, California and a mailing address in Nevada.  The Company rents the California space from AOB Commerce, Inc..  The Company owns no real property.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 29, 2005, by consent in lieu of a meeting, the holders of a majority of the Company’s issued and outstanding common stock approved an Amendment to the Articles of Incorporation to change the name of the Company from Asia Network, Inc. to AOB Holdings, Inc.   Following approval of the amendment by holders of a majority of the issued and outstanding shares, the Company issued a  14C Information Statement to all shareholders on September 12, 2005 to notify them of the name change.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established market for the Company’s shares. The Company’s stock is not yet quoted on the OTC Bulletin Board or on any other public market and the Company has not applied for listing or quotation on any public market.

The Company currently has a total of 18,666,667 shares outstanding.  Such shares are held by a total of 6 holders of record.

A total of 11,666,667 shares were issued to the officers and directors of the Company in the share exchange transaction completed in June 2005.  Such shares may be eligible for resale in accordance with the provisions of Rule 144 commencing in June 2006.  Before the share exchange transaction, 7,000,000 shares were issued and outstanding.  These shares may currently be eligible for resale in accordance with the provisions of Rule 144 by virtue of having been held for the required minimum holding period of one year.  However, a recent SEC interpretation indicated that, in certain circumstances, Rule 144 is not available for resales of shares which were originally issued to promoters or affiliates of blank check companies.   To this extent the holders of these shares may not rely on Rule 144 to make resales, such shares may be offered and sold only pursuant to an effective registration statement.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning the Company’s plans and objectives with respect to its present and future operations, and statements, which express or imply that such present and future operations will or may produce revenues, income or profits. These and other factors may cause the Company’s actual results to differ materially from any forward- looking statement.  The Company cautions you not to place undue reliance on these forward-looking statements.  Although the Company bases these forward-looking statements on its expectations, assumptions, and projections about future events, actual events and results may differ materially, and its expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and the Company expressly disclaims any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Reporting Entity

In June 2005, the Company completed the acquisition of all of the issued and outstanding shares of AOB Capital, Inc. (“AOBC”) through a share exchange transaction.  The Company agreed to issue 11,666,667 of its shares of common stock in exchange for 1,500 shares of AOBC common stock, representing 100% of the issued and outstanding shares of AOBC.  As a result of the transaction, AOBC became a wholly-owned subsidiary of the Company.

The reverse acquisition described above has been treated as a recapitalization of AOBC and the accompanying financial statements reflect the financial condition, results of operations and cash flows of AOBC, the acquired company, for all periods presented.

Liquidity And Capital Resources

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2006 and thereafter.

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

Plan Of Operation

The Company’s main operation center is located in the United States with worldwide operations in mind.  The Company will establish a Customer Service Center in Mainland China to service Chinese speaking cardholders and will outsource Customer Service to the Philippines to service English speaking cardholders.  The marketing operation for each country in which AOB operates will be customized to local requirements and local market conditions.

After the successful product development of AOB reloadable and non-reloadable cards, the Company plans to focus on the marketing and promotion of the cards and related services.  For the United States markets, the Company plans to target corporations and unions by developing marketing promotions through Chambers of Commerce, industry associations and insurance companies.  The Company plans to deploy in-house sales executives as well as offering a Referral Agent Program for non-associated members of the Company to refer business opportunities to the Company.  We intend to deploy seminar speakers around the United States to introduce the benefit of using the Company’s product lines through seminars co-hosted with local Chambers of Commerce and industry associations.

There has been an increase in demand for this type of product in the Asia area, with a concentration of growth in mainland China.  The Company plans to enter the Chinese market by offering its Enterprise Payment Platform that is customized to local requirements.  The China Transportation Department in the Hainai Province has issued a Letter of Intent to enter into discussions with the Company for the provision of an electronic toll-collecting platform with cards, issued in conjunction with local banks, that automatically debit toll fees from a cardholder’s account when the user drives through a toll road.

After successfully entering into the Chinese market, the Company will continue to form strategic partnerships with local banks to provide a complete Enterprise Electronic Payment Platform service to mainland China.  Through the Company’s existing EPP system, the Company can offer following services:  Electronic Ticket/Event Stored Value Card System, Electronic University Campus Stored Value Card System, and Closed-Loop Stored Value Gift Card system.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements that are not disclosed elsewhere in this report.

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

AOB HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

11

BALANCE SHEET

12

STATEMENTS OF OPERATIONS

13

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

14

STATEMENTS OF CASH FLOWS

15

NOTES TO FINANCIAL STATEMENTS

16

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

_______________________________________________

   1284 W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037                             PHONE: (801) 927-1337  FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107  PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee

AOB Holdings, Inc. (formerly known as Asia Network, Inc.)

Brea, California

We have audited the accompanying consolidated balance sheet of AOB Holdings, Inc. (formerly known as Asia Network, Inc.) (a development stage company) and subsidiary as of September 30, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from November 22, 2004 (Inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AOB Holdings, Inc. (formerly known as Asia Network, Inc.) and subsidiary as of September 30, 2005, and the results of its operations and its cash flows for the period from November 22, 2004 (Inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

January 5, 2006

AOB HOLDINGS, INC.

BALANCE SHEET

______________

September 30,
ASSETS	2005
Current assets
Cash	$ 22,977
Total current assets	22,977

Total assets	$ 22,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities - related party	$ 208,409
Note payable to related party	25,083
Total current liabilities	233,492

Stockholders' deficit
Common stock: $.001 par value; 80,000,000 shares authorized; 18,666,667 shares issued and outstanding	18,667
Additional paid in capital	381,333
Deficit accumulated during the development stage	(610,515)
Total stockholders' deficit	(210,515)

Total liabilities and stockholders' deficit	$ 22,977

The accompanying notes are an integral part of the financial statements.

AOB HOLDINGS, INC.

STATEMENTS OF OPERATIONS

Period from November 22, 2004 (inception) to
September 30,
2005

Revenues
Sales revenues	$ -
Cost of sales	-
Gross profit	-

Operating expenses
Compensation	189,000
Consulting and legal	100,483
Rents	13,500
Software development	234,000
General and administrative expenses	73,449
Total operating expenses	610,432

Loss from operations	(610,432)

Other expense
Interest expense	(83)
Total other expense	(83)

Net loss before income taxes	(610,515)

Provision for income taxes	-

Net loss	$ (610,515)

Basic and diluted net loss per share	$ (0.03)

Weighted average number of shares outstanding	18,666,667

The accompanying notes are an integral part of the financial statements.

AOB HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the initial period from inception (September 14, 2004) to December 31, 2004

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 22, 2004 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	750	200,000			200,000
Common stock issued for software development	750	200,000			200,000
Recapitalization due to reverse merger	18,665,167	(381,333)	381,333		-
Net loss for the period	-	-	-	(610,515)	(610,515)
Balance September 30, 2005	18,666,667	$ 18,667	$ 381,333	$ (610,515)	$ (210,515)

The accompanying notes are an integral part of the financial statements.

AOB HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

Period from November 22, 2004 (inception) to
September 30,
2005
Cash flows from operating activities:
Net loss	$ (610,515)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for software development	200,000
Changes in operating assets and liabilities:
Accrued liabilities - related party	208,409
Net cash used in operations	(202,106)

Cash flows from financing activities:
Increase in note payable to related party	25,083
Issuance of common stock	200,000
Net cash provided by financing activities	225,083

Increase in cash and cash equivalents	22,977

Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$ 22,977

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

The accompanying notes are an integral part of the financial statements.

AOB HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

_________________

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

AOB Holdings, Inc., formerly known as Asia Network, Inc., (a development stage company) (the “Company”) was formed on September 14, 2004 in the state of Delaware. The Company’s activities were primarily directed toward the raising of capital and the seeking of business opportunities until June 23, 2005, when it entered into an Agreement for Share Exchange (the “Agreement”) with AOB Capital, Inc. (“AOBC”), a Nevada corporation formed on November 22, 2004. AOBC is a development stage company whose activities are directed toward the development of reloadable and non-reloadable stored value cards.

Pursuant to the Agreement the Company issued 11,666,667 common shares in exchange for 1,500 shares of AOBC, representing 100% of the issued and outstanding common stock of AOBC. Prior to the Agreement the Company had 7,000,000 shares outstanding. The transaction resulted in the previous owners of AOBC owning 62.5% of the Company, thus the merger was accounted for as a retroactive recapitalization of AOBC rather than a business combination. Consequently, the financial statements are primarily those of AOBC with the adopted capital structure of the Company.

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE DEVELOPMENT COSTS

Company sponsored programming and software development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for software development totaled $234,000 for the period from November 22, 2004 (inception) to September 30, 2005. Of this amount, $200,000 was the amount contributed to the Company in exchange for stock by founding stockholders.

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive equity securities. At September 30, 2005 the Company had no potentially dilutive equity securities outstanding.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

Period from November 22, 2004 (inception) to September 30,
2005
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$ (610,515)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	18,666,667

LPS - Basic and diluted	$ (0.03)

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

There is no provision for income taxes due to continuing losses. At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $610,000, which expire through 2025. The Company has recorded a valuation allowance of $207,400 (using a 34% effective income tax rate) that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

2.

RELATED PARTY TRANSACTIONS

The Company shares office space with two companies controlled by stockholders of the Company, to which it pays rent of $1,500 per month beginning in January 2005. The Company contracts with one of these companies for programming and software development services, which totaled $34,000 during the period. At September 30, 2005 the Company owed $13,500 to related parties for rent. The amount is included in accrued liabilities – related party, bears no interest, and is payable on demand. Also included in accrued liabilities – related party are accrued officer compensation costs of $189,000 and reimbursable expenses of $5,909.

The Company has a note payable to a company controlled by a stockholder in the amount of $25,000 plus accrued interest of $83. The terms of the note call for 12% annual interest with no fixed repayment terms and no prepayment penalty.

3.

ISSUANCE OF COMMON STOCK

At inception AOBC issued 750 shares of its common stock for $200,000 in cash. At the same time, AOBC issued 750 shares of its common stock for certain property rights and agreements, valued at $200,000. The property rights constitute software development costs, which were expensed in the current period in accordance with the Company’s accounting policies. These AOBC shares were exchanged for 11,666,667 shares of newly issued common stock of the Company in a reverse merger transaction that was completed on June 23, 2005. Prior to this issuance, the Company had 7,000,000 shares issued and outstanding. These 7,000,000 shares were issued to the founders of Asia Network, Inc. at the time of its formation on September 14, 2004. At September 30, 2005 the Company had 18,666,667 common shares issued and outstanding.

4.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) but does not believe its adoption will have a material impact on the Company’s financial statements or results of operations.

4.

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 will not have a material impact on the Company's financial statements or results of operations.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN No. 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company=s accountants on accounting and financial disclosure.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company=s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The directors and executive officers currently serving the Company are as follows:

NAME	AGE	POSITION
Nelson Liao	48	Chairman of the Board, CFO

Michael Lin	30	Director, CEO
William Lin	34	Director, CMO

The directors named above will serve until the first annual meeting of the Company’s stockholders following completion of the share exchange transaction or until their successors have been appointed.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, except as modified by the employment agreements the board of directors have approved.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.   There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Nelson Liao was appointed as Chairman and CFO on June 28, 2005.  Mr. Liao holds a Masters of Business Administration degree and has a wealth of experience in the marketing and finance fields. While working for international companies operating in the United States and Asian countries, Mr. Liao has worked in market penetration and realignment of the strength of marketing positions.

Michael Lin , Co-Founder, aged 30, has been appointed as a director and CEO of the Company since June 28, 2005.  In 1998, Mr. Lin founded the Internet software development firm to create and service the growing demand of Internet e-commerce software industry and provide solutions to integrate virtual payment conduit from buyer to the seller.  He has over 10 years of experience in system development, integration, design, implementation, and system maintenance. Through most of his career, Mr. Lin has focused on combining the latest technologies to existing business process to enhance the workflow efficiency and deploying Internet-based payment transport system to facilitate movement of funds from Buyer to Seller and or from Seller to Buyer.  Mr. Lin has supported many enterprise level clients in reaching their technological objectives, and to many clients, Mr. Lin offers creative technological solutions that is faster, cheaper and better to deploy.  Mr. Lin obtained his B.S. degree from University of Southern California with emphasis in Entrepreneurship and has received many community awards including “Outstanding Overseas Chinese Youth of the Year” in 2000 and 2004.

William Lin, Co-Founder, aged 34, has been appointed as a director and Chief Marketing Officer of the Company since June 28, 2005.  Mr. Lin has a successful track record of managing over 500 distribution channels that include wholesalers, resellers, system integrators, and value-added-

resellers in the US market. Mr. Lin received his B.A. degree in marketing from University of Columbus. In 2002, Mr. Lin joined WXP Cash Card Company as Senior Vice-President of Marketing and is responsible in marketing Stored Value Cards to the underserved markets.  From 2001 to 2002, he was the founder and Vice President of Marketing of Resellerbid, Inc & Geogan.com which is in the business of internet software development with offices in Korea and Taiwan. He was responsible for the development and promotion of the first Business-to-Business (B2B) online platform to the IT industry. From 1996 to 2000, he was the Director of Sales and Marketing of USA SCE Group and Sun Star Technology Inc. In his capacity as Director of Sales, Mr. Lin utilized his managerial skills to motivate the sales team to successfully create the distribution channels for its company’s products.  In 1995, he organized a joint promotional project between AT&T and First Impression Advertising Group to increase AT&T’s brand recognition in the Southern California Asian-American market segments.

Compliance With Section 16(a) of the Exchange Act.

All of the company’s officers, directors and principal shareholders have filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

AOB Holdings, Inc. has adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions.

ITEM 10.

EXECUTIVE COMPENSATION.

None of the Company’s officers or directors received compensation during the fiscal year ending September 30, 2005.  However, the from January 1, 2005 through September 30, 2005, the Company accrued monthly salaries of $7,000 per month for each of its three officers and directors, Nelson Liao, Michael Lin and William Lin.

  The following table provides summary information concerning compensation that the Company expects will be awarded to, earned by, or paid to any of the Company’s officers and directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2006.

Name and Principal Position	Year	Salary	Other Compensation
Nelson Liao, CFO	2006	$117,600	Equity, bonuses
Michael Lin, CEO	2006	$117,600	Equity, bonuses
William Lin, CMO	2006	$117,600	Equity, bonuses

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 30, 2005, stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Ter Chi Liao[1] 848 Rainbow Blvd, #568 Las Vegas, NV 89107	5,833,500	31.25%
William Lin[1] 848 Rainbow Blvd., #568 Las Vegas, NV 89107	2,916,750	15.62%
Michael Lin[1] 848 Rainbow Blvd., #568 Las Vegas, NV 89107	2,916,750[2]	15.62%
First Asia Private Equity Investment Limited Rooms 3505-06, 35th Floor Edinburgh Tower, The Landmark 15 Queen’s Road Central Hong Kong	5,000,000	26.79%
Li Sze Tang Rooms 3505-06, 35th Floor Hong Kong	7,000,000[3]	5.36%
Wong Lap Woon Rooms 3505-06, 35th Floor Edinburgh Tower, The Landmark 15 Queen’s Road Central Hong Kong	2,000,000[4]	5.36%
All officers and directors as a group (3 in number)	11,667,000	62.5%

1        The person named is an officer, director, or both.

2      Mr. Lin is the beneficial owner of such shares, which are held of record by Infoventure International, Ltd.

3      These shares include 5,000,000 shares owned by First Asia Private Equity Investment, of which

Mr. Li is President, 1,000,000 shares owned by Mr. Li’s spouse (Wong Lap Woon), and 1,000,000 shares owned directly by Mr. Li.  Mr. Li may be considered the beneficial owner for all of these shares.

4     This total includes 1,000,000 shares owned by Ms. Wong’s spouse, Mr. Li Sze Tang.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nelson Liao, Chairman of the Company and as the Company’s Chief Financial Officer, owns AOB Commerce, Inc.  AOB Commerce, Inc. provides short-term notes to and is engaged in fundraising activities for the Company.  The Company is leasing office space from AOB Commerce beginning July 2005 to Present.

Michael Lin, CEO and Director of the Company, owns Website Express, Inc.  From January 2005 to June 2005, the Company was renting office space from Website Express, Inc.  The Company also subscribes to managed server service from Website Express, Inc. to host its online EPP platform and Company’s primary web site and E-mail services.

The Company was incorporated in September, 2004, by Li Sze Tang (Albert) who may be deemed to be its promoter.   Mr. Li is the direct or beneficial owner of a total of 7,000,000 shares, or approximately 37.5% of the Company’s issued and outstanding common stock which he purchased for a total of $7,000, or $0.001 per share.

Indemnification of Officers and Directors

The General Corporation Law of the State of Delaware gives the Company the power to indemnify any person who was or is a party to any pending, threatened or completed action by reason the fact that the person is or was a director, officer, employee or agent of the Company against expenses, judgments, fines and amounts paid in settlement if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company.  The Bylaws of the Company provide for indemnification of officers, directors or controlling persons in accordance with the terms of the Delaware statute. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the General Corporation Law of the State of Delaware, the Company’s Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws.

ITEM 13.

EXHIBITS

(a)

The Exhibits listed below are filed as part of this Annual Report.

2.1

Agreement for Share Exchange dated June 23, 2005, by and among Asia Network, Inc., a Delaware corporation, AOB Capital, Inc., a Nevada corporation, and the shareholders of AOB Capital, Inc.  (herein incorporated by reference to the Company's Current Report on Form 8-K filed on June 29, 2005).

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 23, 2004).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 23, 2004).

10.1

MasterCard, Member, MSP Agreement dated September 13, 2005, between AOB Capital, Inc., First PREMIER Bank and MasterCard International Incorporation, and and Maestro, Member MSP Agreement dated September 13, 2005 between AOB Capital, Inc., First PREMIER Bank and Maestro U.S.A., Inc.

exh101p1.jpg

exh101p2.jpg

exh101p3.jpg

exh101p4.jpg

exh101p5.jpg

exh101p6.jpg

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for audit of the Company’s annual financial statements were $5,000 for the fiscal year ended September 30, 2005. Child, Van Wagoner & Bradshaw, PLLC, have not yet billed the Company for any reviews of the Company’s financial statements included in its quarterly reports on Form 10-QSB.

(2) Child, Van Wagoner & Bradshaw, PLLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2005.

Tax Fees

(3) There were no fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2005.

All Other Fees

(4) Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal year ended September 30, 2005

Audit Committee=s Pre-approval policies and procedures

(5) Asia Network, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AOB HOLDINGS, INC.

By:  /s/ Nelson Liao, Chairman and CFO

Date:  March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AOB HOLDINGS, INC.

By: /s/ Nelson Liao, Chairman and CFO

Date: March 29, 2006

By:  /s/ Michael Lin, Director and CEO

Date:  March 29, 2006

By:  /s/

  William Lin,

Director and CMO

Date:  March 29, 2006