Form 10QSB
period 2005-12-30
AOB HOLDINGS, INC.
filed 2006-05-17
CIK 1307715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____.

AOB HOLDINGS, INC.

 (Name of small business in its charter)

Delaware	0-51040	98-0436981
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

471 W. Lambert Rd. #113 Brea, CA 92821
(Address of principal executive offices)

Issuer’s telephone number: 714-482-0430

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

Yes...  No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At December 31, 2005 there were 18,709,200 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No..X.

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AOB HOLDING, INC.

(FORMERLY KNOWN AS ASIA NETWORK, INC.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED

DECEMBER 31, 2005

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

December 31,
ASSETS	2005
Current assets
Cash	$ 10,047
Accounts receivable	311
Total current assets	10,358

Total assets	$ 10,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Cash overdraft	$ 7,777
Accounts payable	36,011
Accounts payable - related party	4,500
Accrued salaries	252,000
Short term note - related party	24,740
Total current liabilities	325,028

Stockholders' deficit
Common stock: $.001 par value; 80,000,000 shares authorized; 18,708,867 shares issued and outstanding	18,709
Additional paid in capital	402,391
Deficit accumulated during the development stage	(735,770)
Total stockholders' deficit	(314,670)

Total liabilities and stockholders' deficit	$ 10,358

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Three months ended	Period from September 14, 2004 (inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

Revenues
Sales revenues	$ 461	$ -	$ 461
Cost of sales	352	-	352
Gross profit	109	-	109

Operating expenses
Compensation	74,879		263,879
Consulting and legal	5,496		109,846
Rents	4,500		16,500
Software development	14,261	-	248,261
General and administrative expenses	25,571	2,033	96,570
Total operating expenses	124,707	2,033	735,056

Loss from operations	(124,598)	(2,033)	(734,947)

Other income (expense)
Interest (expense)	(657)	-	(823)
Total other income (expense)	(657)	-	(823)

Net loss before income taxes	(125,255)	(2,033)	(735,770)

Provision for income taxes	-	-	-

Net loss	$ (125,255)	$ (2,033)	$ (735,770)

Basic and diluted net loss per share	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	18,672,334	18,666,667

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
	Three months	Three months	September 14, 2004
	ended	ended	(inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (125,255)	$ (2,033)	$ (735,770)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for software development	-	-	200,000
Changes in operating liabilities and assets:
Accounts receivable	(311)		(311)
Accounts payable	36,011		40,511
Accounts payable - related party	4,500
Accrued liabilities	43,591	(532)	252,000
Net cash used in operations	(41,464)	(2,565)	(243,570)

Cash flows from financing activities:
Increase in cash overdraft		7,777	7,777
Repayment of short term note - related party		(11,000)
Advanced on short term note - related party	10,657		24,740
Issuance of common stock	21,100	-	221,100
Net cash provided by financing activities	28,534	-	253,617

Increase (decrease) in cash and cash equivalents	(12,930)	(2,565)	10,047

Cash and cash equivalents, beginning of period	22,977	5,738	-
Cash and cash equivalents, end of period	$ 10,047	$ 3,173	$ 10,047

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 740	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s September 30, 2005 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

DESCRIPTION OF BUSINESS

AOB Holding, Inc. (a development stage Company) (the Company) was formed on September 14, 2004 in the State of Delaware as Asia Network, Inc. The Company’s activities were primarily directed toward the raising of capital and seeking business opportunities until June 23, 2005, when it entered into an Agreement for Share Exchange (“the Agreement”) with AOB Capital, Inc. (“AOBC”), a Nevada corporation formed on November 22, 2004. AOBC is a development stage company whose activities are directed toward the development of reloadable and non-reloadable stored value cards.

Pursuant to the Agreement the Company issued 11,667,000 common shares in exchange for 1,500 shares of AOBC, representing 100% of the issued and outstanding common stock of AOBC. Prior to the Agreement the Company had 7,000,000 shares outstanding. The transaction resulted in the previous owners of AOBC owning 62.5% of the Company, thus the merger was accounted for as a retroactive recapitalization of AOBC rather than a business combination. Consequently, the financial statements are primarily those of AOBC.

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

AOB HOLDING, INC.

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

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2005 there were no potentially dilutive securities outstanding.

FISCAL YEAR

The Company has adopted September 30 as its fiscal year end.

SOFTWARE DEVELOPMENT COSTS

Company sponsored programming and software development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses.

AOB HOLDING, INC.

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

There is no provision for income taxes due to continuing losses. At December 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $736,000, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

RELATED PARTY TRANSACTIONS

The Company shares office space with a related party, which is controlled by one of the Company’s shareholders, to which it pays rent of $1,500 per month beginning in January 2005. At December 31, 2005 the Company owed $4,500 to the related party for rent. The amount is included in accounts payable – related party, bears no interest, and is payable on demand.

The Company has a note payable to a company controlled by a stockholder in the amount of $24,000 plus accrued interest of $740.  The terms of the note call for 12% annual interest with no fixed repayment terms and no prepayment penalty.

3.      COMMON STOCK

On November 9, 2005 the Company issued 20,200 shares of its common stock at $0.50 per share for cash.

On November 11, 2005 the Company issued 2,000 shares of its common stock at $0.50 per share for cash.

On November 29, 2005 the Company issued 10,000 shares of its common stock at $0.50 per share for cash.

On December 21, 2005 the Company issued 10,000 shares of its common stock at $0.50 per share for cash.

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

Reporting Entity

In June 2005, the Company completed the acquisition of all of the issued and outstanding shares of AOB Capital, Inc. (“AOBC”) through a share exchange transaction.  The Company agreed to issue 11,667,000 of its shares of common stock in exchange for 1,500 shares of AOBC common stock, representing 100% of the issued and outstanding shares of AOBC.  As a result of the transaction, AOBC became a wholly-owned subsidiary of the Company.

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

There has been an increase in demand for this type of product in the Asia area, with a concentration of growth in mainland China.  The Company plans to enter the Chinese market by offering its Enterprise Payment Platform that is customized to local requirements.  The China Transportation Department in the Hainai Province has issued a Letter of Intent to enter into discussions with the Company for the provision of an electronic toll-collecting platform with cards, issued in conjunction with local banks that automatically debit toll fees from a cardholder’s account when the user drives through a toll road.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NAME	DATE	PURCHASE PRICE PER SHARE	NUMBER OF SHARES PURCHASED
Ying Jiang	November 9, 2005	$0.50	20,200
Ying Jiang	November 11, 2005	$0.50	2,000
Mei Jiang	November 29, 2005	$0.50	10,000
Olivia L.H. Tseng	December 21, 2005	$0.50	10,000

The offer and sale of the common stock was made in reliance upon exemptions from registration provided by Regulation D promulgated under the Act, for limited offerings, and Regulation S promulgated under the Act, for offerings made exclusively outside the United States (as defined in Rule 901 of Regulation S).  The gross offering proceeds received from the sale of such shares was $21,100, and the Company paid no underwriting discounts or commissions.

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

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 23, 2004).

31.1

Certification of Michael Lin pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certification of Nelson Liao pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Michael Lin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Nelson Liao pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AOB HOLDINGS, INC.

By: /s/ Michael Lin, CEO and Director

Date:    May 17, 2006

By: /s/ William Lin, CMO and Director

Date:

 May 17, 2006

By: /s/ Nelson Liao, CFO and Chairman

Date:

 May 17, 2006