Form 10QSB
period 2006-03-31
AOB HOLDINGS, INC.
filed 2006-05-18
CIK 1307715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes...  No....

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At March 31, 2006 there were 18,709,200 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...No..X.

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AOB HOLDING, INC.

(FORMERLY KNOWN AS ASIA NETWORK, INC.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED

MARCH 31, 2006

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2006
Current assets
Cash	$ 6,657
Accounts receivable	340
Total current assets	6,997

Total assets	$ 6,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 59,505
Accounts payable - related party	9,000
Accrued salaries	331,200
Short term note - related party	115,854
Total current liabilities	515,559

Stockholders' deficit
Common stock: $.001 par value; 80,000,000 shares authorized; 18,709,200 shares issued and outstanding	18,709
Additional paid in capital	402,391
Deficit accumulated during the development stage	(929,662)
Total stockholders' deficit	(508,562)

Total liabilities and stockholders' deficit	$ 6,997

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended	Period from September 14, 2004 (inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005	2006

Revenues
Sales revenues	$ 2,013	$ -	$ 2,474	$ -	$ 2,474
Cost of sales	6,014	-	6,366	-	6,366
Gross profit	(4,001)	-	(3,892)	-	(3,892)

Operating expenses
Compensation	114,576	-	189,455	-	378,455
Consulting and legal	4,352	-	9,848	-	110,331
Rents	4,539	-	9,039	-	22,539
Software development	24,761	-	39,022	-	73,022
General and administrative expenses	42,565	750	65,380	2,783	338,912
Total operating expenses	190,793	750	312,744	2,783	923,259

Loss from operations	(194,794)	(750)	(316,636)	(2,783)	(927,151)

Other income (expense)
Interest (expense)	(1,854)	-	(2,511)	-	(2,511)
Total other income (expense)	(1,854)	-	(2,511)	-	(2,511)

Net loss before income taxes	(196,648)	(750)	(319,147)	(2,783)	(929,662)

Provision for income taxes	-	-	-	-	-

Net loss	$ (196,648)	$ (750)	$ (319,147)	$ (2,783)	$ (929,662)

Basic and diluted net loss per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding	18,708,867	18,666,667	18,682,584	18,666,667

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
	Six months	Six months	September 14, 2004
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (319,147)	$ (2,783)	$ (929,662)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for software development	-	-	200,000
Changes in operating liabilities and assets:
Accounts receivable	(340)	-	(340)
Accounts payable	(59,505)	-	68,505
Accounts payable - related party	9,000
Accrued liabilities	122,791	218	331,200
Net cash used in operations	(128,191)	(2,565)	(330,297)

Cash flows from financing activities:
Repayment of short term note - related party	-	-	115,854
Advances on short term note - related party	(90,771)
Issuance of common stock	21,100	-	221,100
Net cash provided by financing activities	111,871	-	336,954

Increase (decrease) in cash and cash equivalents	(16,320)	(2,565)	6,657

Cash and cash equivalents, beginning of period	22,977	5,738	-
Cash and cash equivalents, end of period	$ 6,657	$ 3,173	$ 6,657

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

Customer payments received in advance for providing reloadable and nonreloadable card maintenance services are recorded as deferred revenue and are then recognized proportionately as the card maintenance services are performed.

CASH AND CASH EQUIVALENTS

The Company invests idle cash primarily in money market accounts and certificates of deposit. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At March 31, 2006 there were no potentially dilutive securities outstanding.

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

There is no provision for income taxes due to continuing losses. At March 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $929,000, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

RELATED PARTY TRANSACTIONS

The Company shares office space with a related party, which is controlled by one of the Company’s shareholders, to which it pays rent of $1,500 per month beginning in January 2005. At March 31, 2006 the Company owed $9,000 to the related party for rent. The amount is included in accounts payable – related party, bears no interest, and is payable on demand.

The Company has a note payable to a company controlled by a stockholder in the amount of $114,000 plus accrued interest of $1,854.  The terms of the note call for 12% annual interest with no fixed repayment terms and no prepayment penalty.

3.      COMMON STOCK

No Stock was issued in the three month period ending March 31, 2006.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of March 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AOB HOLDINGS, INC.

By: /s/ Michael Lin, CEO and Director

Date:    May 18, 2006

By: /s/ William Lin, CMO and Director

Date:

 May 18, 2006

By: /s/ Nelson Liao, CFO and Chairman

Date:

 May 18, 2006