Form 10QSB
period 2006-06-30
AOB HOLDINGS, INC.
filed 2006-09-29
CIK 1307715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes...  No....

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At June 30, 2006 there were 18,709,200 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...No..X.

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AOB HOLDING, INC.

(FORMERLY KNOWN AS ASIA NETWORK, INC.)

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED

JUNE 30, 2006

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

June 30,
ASSETS	2006
Current assets
Cash	$ 1,994
Accounts receivable	1,437
Total current assets	3,431

Total assets	$ 3,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 84,859
Accounts payable - related party	13,500
Accrued salaries	328,200
Short term note - related party	179,854
Total current liabilities	606,413

Stockholders' deficit
Common stock: $.001 par value; 80,000,000 shares authorized; 18,709,200 shares issued and outstanding	18,709
Additional paid in capital	402,391
Deficit accumulated during the development stage	(1,024,082)
Total stockholders' deficit	(602,982)

Total liabilities and stockholders' deficit	$ 3,431

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from September 14, 2004 (inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Revenues
Sales revenues	$ 18,158	$ -	$ 20,632	$ -	$ 20,632
Cost of sales	16,100	-	22,466	-	22,466
Gross profit	2,058	-	(1,834)	-	(1,834)

Operating expenses
Compensation	21,243	-	210,698	-	399,697
Consulting and legal	11,129	-	20,977	-	121,460
Rents	4,500	-	13,539	-	27,039
Software development	19,576	10,000	58,598	234,000	92,598
General and administrative	41,514	72,764	106,894	248,608	380,427
Total operating expenses	97,962	82,764	410,706	482,608	1,021,221

Loss from operations	(95,904)	(82,764)	(412,540)	(482,608)	1,023,055)

Other income (expense)	2		2		2
Interest (expense)	1,482	-	(1,029)	-	(1,029)
Total other income (expense)	1,484	-	(1,027)	-	(1,027)

Net loss before income taxes	(94,420)	(82,764)	(413,567)	(482,608)	(1,024,082)

Provision for income taxes	-	-	-	-	-

Net loss	$ (94,420)	$ (82,764)	$ (413,567)	$ (482,608)	$ (1,024,082)

Basic and diluted net loss per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.03)

Weighted average number of shares outstanding	18,710,409	18,666,667	18,701,139	18,666,667

See notes to unaudited financial statements

AOB HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	Nine months ended	Period from September 14, 2004 (inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (413,567)	$ (482,608)	$ (1,024,082)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for software development	-	200,000
Changes in operating liabilities and assets:
Accounts receivable	(1,437)		(1,437)
Accounts payable	98,359	-	98,359
Accounts payable - related party	154,771		179,854
Accrued liabilities	119,791	135,000	328,200
Net cash used in operations	(42,083)	(147,608)	(419,106)

Cash flows from financing activities:
Issuance of common stock	21,100	200,000	421,100
Net cash provided by financing activities	21,100	200,000	421,100

Increase (decrease) in cash and cash equivalents	(20,983)	52,392	1,994

Cash and cash equivalents, beginning of period	22,977	-	-
Cash and cash equivalents, end of period	$ 1,994	$ 52,392	$ 1,994

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

DESCRIPTION OF BUSINESS

AOB Holdings, Inc. (a development stage Company) (the Company) was formed on September 14, 2004 in the State of Delaware as Asia Network, Inc. The Company’s activities were primarily directed toward the raising of capital and seeking business opportunities until June 23, 2005, when it entered into an Agreement for Share Exchange (“the Agreement”) with AOB Capital, Inc. (“AOBC”), a Nevada corporation formed on November 22, 2004. AOBC is a development stage company whose activities are directed toward the development of reloadable and non-reloadable stored value cards.

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

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At June 30, 2006 there were no potentially dilutive securities outstanding.

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

There is no provision for income taxes due to continuing losses. At June 30, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $1,024,000, which expire through 2026. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

RELATED PARTY TRANSACTIONS

The Company shares office space with a related party, to which it pays rent of $1,500 per month beginning in January 2005. At June 30, 2006 the Company owed $13,500 to the related party for rent. The amount is included in accounts payable – related party, bears no interest, and is payable on demand.

The Company has a note payable to a company controlled by a stockholder in the amount of $178,000 plus accrued interest of $1,854.  The terms of the note call for 12% annual interest with no fixed repayment terms and no prepayment penalty.

3.      COMMON STOCK

On May 5, 2006 the Company issued 10,000 shares of its common stock at $0.50 per share for legal services rendered.

On May 15, 2006 the Company repurchased and cancelled 10,000 shares of its common stock.

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

Results of Operations

Three Month Period Ended June 30, 2006 Compared to Three Month Period Ended June 30, 2005

Sales revenues for the three months ended June 30, 2006 were $18,158 compared to $0 for the three months ended June 30, 2005.  Revenues increased because AOBH commenced operations.  We expect this revenue to gradually increase as we begin to market our products.

Cost of sales for the three months ended June 30, 2006 was $16,100, compared to $0 for the three months ended June 30, 2005.  The increase is due to the launch of operations, which were not in progress in June 2005.

AOBH’s gross profit (loss) was $2,059 for the three months ended June 30, 2006, compared to $0 for the three months ended June 30, 2005.  The increased profit was due to an increase in card usage.

Operating expenses increased to $97,962 for the three months ended June 30, 2006 compared to $82,764 for the three months ended June 30, 2005.  Operating expenses included $21,243 for compensation expenses, $11,129 for consulting and legal fees, $4,500 for rent, $19,576 for software development and $41,514 for general and administrative expenses for the three months ended June 30, 2006.  For the three month period ended June 30, 2005, operating expenses consisted of $10,000 for software development and $72,764 for general and administrative expenses.  The increase in compensation expenses was due to the start of the Company’s operations.  The increase in consulting and legal fees is due to the fees charged for services required for this registration statement.  The increase in rent is due to the commencement of operations.  The fee for software development is due to continued enhancement of the Company’s EPP platform.  General and administrative expenses increased because of the commencement of operations.

Net loss increased to $95,904 for the three month period ended June 30, 2006 from $82,764 for the three month period ended June 30, 2005.  The increase in loss is due to an increase in operating expenses without an increase in revenue.

Nine Month Period Ended June 30, 2006 Compared to Nine Month Period Ended June 30, 2005

Sales revenues for the nine months ended June 30, 2006 were $20,632, compared to $0 for the nine months ended June 30, 2005.  The increase is due to commencement of operations on January 1, 2006.  Prior to that date, we did not have any operations and, consequently, had no revenue.

Cost of sales for the nine months ended June 30, 2006 was $16,100, compared to $0 for the nine month period ended June 30, 2005.  The increase is due to the beginning of operations and of sales.

Our gross profit (loss) for the nine months ended June 30, 2006 was $(1,834) compared to $0 for the nine months ended June 30, 2005.  The increase in loss was due to an increase in cost of sales without a sufficient increase in sales revenues.

Operating expenses for the nine month period ended June 30, 2006 were $410706, consisting of $210,698 in compensation expenses, $20,977 in consulting and legal fees, $13,539 in rent, $58,598 in software development expenses, and $106,894 in general and administrative fees.  For the nine-month period ended June 30, 2005, operating expenses were $482,608, consisting of $234,000 in software development costs and $248,608 in general and administrative expenses.  The increase in compensation expenses was due to an increase in the number of employees.  The increase in consulting and legal fees is due to the preparation of this document.  The increase in rent is due to the commencement of operations. The fee for software development is due to continued enhancement of the Company’s EPP platform.  General and administrative expenses decreased because of a one-time setup fee paid to the Third Party Processor and Sponsoring Bank for the establishment of service during the previous fiscal year.

Net loss for the nine months ended June 30, 2006 was $412,540, compared to $482,608 for the nine months ended June 30, 2005.  The decrease was due to a reduction in general and administrative expenses such as research and development, bank program, and legal and professional fees.

Liquidity And Capital Resources

As of June 30, 2006, AOBH’s balance sheet reflects current assets of $3,431, total assets of $3,431, total current liabilities of $606,413, and shareholder’s deficit of $(602,982).  For the fiscal year ending September 30, 2005, AOBH’s balance sheet reflected current assets of $22,977, total assets of $22,977, total current liabilities of $233,492, and shareholder’s deficit of $(210,515).

As of June 30, 2006, AOBH had $1,994 in cash and cash equivalents on hand.  We do not believe that this amount will be sufficient to meet our needs.  We will obtain funding through short-term notes from a shareholder of AOBH.  The shareholder has no contractual obligation to lend us these funds.

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending September 30, 2006 and thereafter.

No specific commitments to provide additional funds have been made by management or other shareholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities except for the fundraising plan under this report.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Plan Of Operation

The Company’s main operation center is located in the United States with worldwide operations in mind.  The Company will establish a Customer Service Center in Mainland China to service Chinese speaking cardholders and will outsource customer service to the Philippines to service English speaking cardholders.  The Company anticipates that the Customer Service Center in China will be established during the 2nd quarter of the 2007 fiscal year.  The marketing operation for each country in which the Company operates will be customized to local requirements and local market conditions.

After successful product development of the Company’s reloadable and non-reloadable cards, the Company plans to focus on the marketing and promotion of the cards and related services.  For the United States markets, the Company plans to target corporations and unions by developing marketing promotions through Chambers of Commerce, industry associations and insurance companies.  The Company plans to deploy in-house sales executives as well as to offer a Referral Agent Program for non-associated members of the Company to refer business opportunities to the Company.  The Company intends to deploy seminar speakers around the United States to introduce the benefit of using its product lines through seminars co-hosted with local Chambers of Commerce and industry associations.

We believe there has been an increase in demand for stored value cards in the Asia area, with a concentration of growth in mainland China.  The Company plans to enter the Chinese market by offering its Enterprise Payment Platform that is customized to local requirements.  The China Transportation Department in the Hainai Province has issued a Letter of Intent to enter into discussions with the Company for the provision of an electronic toll-collecting platform with cards, issued in conjunction with local banks, that automatically debit toll fees from a cardholder’s account when the user drives through a toll booth.

After successfully entering the Chinese market, the Company will continue to form strategic partnerships with local banks to provide a complete Enterprise Electronic Payment Platform service to mainland China.  Through the Company’s existing EPP system, the Company can offer following services:  Electronic Ticket/Event Stored Value Card System, Electronic University Campus Stored Value Card System, and Closed-Loop Stored Value Gift Card System.

The Company is now in full operation with sales and marketing efforts beginning in April 2006.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of  June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name	Date of Sale	Shares	Aggregate Purchase Price	Purchase Price Per Share

David Kern Peteler	5/4/2006	10,000	$5,000	$0.50

 These shares were issued as compensation for legal services rendered which were valued at $5,000.  This sale of unregistered securities was made under an exemption from registration afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.  This transaction was a private offering made without advertising or public solicitation and made only to fewer than 35 investors. Purchasers were purchasing shares for their own account and acknowledged that the securities were not registered under the Securities Act and that the securities cannot be sold unless they are registered or unless an exemption is available. The investor had sufficient knowledge to evaluate the merits and risks of the investment.

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

AOB HOLDINGS, INC.

By: /s/ Michael Lin, CEO and Director

Date:    September 29, 2006

By: /s/ William Lin, CMO and Director

Date:

 September 29, 2006

By: /s/ Nelson Liao, CFO and Chairman

Date:

 September 29, 2006